Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC PPLUS TRUST SERIES CMT-1
filed 2006-03-30
CIK 1286189

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                              --------------------

      For the fiscal year ended:                Commission file number:
           December 31, 2005                           001-32142


                         MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUS TRUST SERIES CMT-1)
             (Exact name of registrant as specified in its charter)


              DELAWARE                                13-3891329
          (State or other                         (I. R. S. Employer
           jurisdiction of                       Identification No.)
           incorporation)

      WORLD FINANCIAL CENTER,                           10080
         NEW YORK, NEW YORK                           (Zip Code)
        (Address of principal
         executive offices)

                              --------------------



       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series CMT-1 listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                           Yes [ ]             No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                           Yes [ ]             No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [ ]             No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]             No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by PPLUS Trust Series CMT-1, please refer to Comcast Corporation's (Commission file number 000-50093) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantors and the underlying securities issuer have filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities guarantors and the underlying securities issuer may file in their Exchange Act reports as referenced in Item 1 above.

                 IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THEIR MATURITY DATE OR IF ANY CALL WARRANTS ARE EXERCISED PRIOR TO THE STATED MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION OR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                 The yield you will realize on your trust certificates depends upon several factors, including:

                 o   the purchase price of the trust certificates,

                 o   when you acquire your trust certificates,

                 o whether the underlying securities issuer exercises its option to redeem the underlying securities, and

                 o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                 The underlying securities issuer has the right to redeem the underlying securities in whole or in part at its option. Because the underlying securities issuer has the right to redeem the underlying securities early, we cannot assure you that the trust will be able to hold the underlying securities until their maturity date.

                 Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates.

                 Prevailing interest rates at the time of an early redemption or a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an early redemption or exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the redemption price or call exercise price paid to you upon a redemption of the underlying securities or the exercise of a call, you will not be able to realize such excess.

                 YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                 Currently, the trust has no significant assets other than the underlying securities and the underlying guarantees. If the underlying securities and the underlying guarantees is insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                 YOU MAY NOT RECOVER THE WHOLE OF THE PRESENT VALUE OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES OF THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR IN THE EVENT THE UNDERLYING SECURITIES ISSUER AND UNDERLYING SECURITIES GUARANTORS CEASE FILING EXCHANGE ACT REPORTS

                 If the underlying securities issuer defaults on its obligations under the underlying securities or the underlying securities issuer and underlying securities guarantors cease to file Exchange Act reports, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by two factors:

                 o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate stated amount, or present value (if applicable) of the trust certificates; and

                 o in either event, any distribution of funds or underlying securities by the trust to the trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the stated amount, or present value (if applicable) of your trust certificates.

                 THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                 Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer or the underlying securities guarantors. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                 o   there is a payment default on any underlying securities,

                 o there is another type of default that accelerates the maturity of the underlying securities, or

                 o the underlying securities issuer and underlying securities guarantors cease to file Exchange Act reports.

                 Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                 THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER

                 The trust certificates represent interests in obligations of the underlying securities issuer. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities issuer's unsecured unsubordinated debt obligations. Neither the underlying indenture nor the underlying securities place a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer.

                 THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES GUARANTORS

                 The trust certificates represent interests in obligations of the underlying securities guarantors. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities guarantors' unsecured debt obligations. The maximum aggregate amount of the underlying guarantees by the underlying securities guarantors shall not exceed the maximum amount that can be guaranteed by each, respectively, without rendering such guarantee voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally.

                 THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                 In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the underlying securities issuer.

                 THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                 At the time of issuance, Moody's and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities, as of the date of the applicable prospectus supplement.

                 Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

                 Not Applicable.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Not Applicable.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 (a)(1)      Financial Statements: Not Applicable.

                 (a)(2)      Financial Statement Schedules: Not Applicable.

                 (a)(3)      List of Exhibits

                 The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

                     31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                     99.1 Trustee's Annual Compliance Certificate dated February 21, 2006.

                     99.2 Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 24, 2006, Registrant's Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 24, 2006 and PPLUS Minimum Servicing Standards.

                     99.3 Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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


                                         MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                     By: /s/ Stephan Kuppenheimer
                                             ----------------------------
                                               Name:  Stephan Kuppenheimer
                                               Title: President