Form 10-K
period 2008-12-31
MERRILL LYNCH DEPOSITOR INC PPLUS TRUST SERIES CMT-1
filed 2009-03-27
CIK 1286189

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2008	001-32142
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PPLUS TRUST SERIES CMT-1)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑       Smaller reporting filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not Applicable.
ITEM 11. EXECUTIVE COMPENSATION
Not Applicable.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Securities Authorized For Issuance Under Equity Compensation Plans: None.

(b)	Security Ownership Of Certain Beneficial Owners: None.

(c)	Security Ownership Of Management: Not Applicable.

(d)	Changes In Control: None.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
None.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:
31.1.	Certification of Vice President of Registrant dated March 27, 2009, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

99.1.	Trustee’s Annual Compliance Certificate dated March 6, 2009.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 23, 2009, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 23, 2009 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 6, 2009, The Bank of New York Mellon’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 6, 2009 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 27, 2009	By:	/s/ Steven O’Neill
		Name:	Steven O’Neill
		Title:	Vice President